Form 10-Q
period 2012-12-31
4G ENTERPRISES,INC.
filed 2013-02-14
CIK 1551335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-183620
4G Enterprises, Inc.
(Exact name of registrant as specified in its charter)
Wyoming	45-5146412
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Town and Country Blvd., Suite 300 Houston, TX 77024 (832) 431-3123
(Address of principal executive offices)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of 12/31/12 there were 520,701,667 shares of the issuer’s common stock, par value $0.0001, outstanding.

4G ENTERPRISES, INC.

FORM 10Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
TABLE OF CONTENTS

		Pg

PART I - FINANCIAL INFORMATION

Item 1	Unaudited Financial Statements	4

	Special Note Regarding Forward-Looking Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures	17

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Pg

Unaudited Balance Sheets as of June 30, 2012 and December 31, 2012	4

Unaudited Statements of Operations for the six months ended December 31, 2012 and year ended June 30, 2012 and Inception to December 31, 2012	5

Unaudited Statements of Cash Flows for the six months ended December 31, 2012 and year ended June 30, 2012 and Inception to December 31, 2012	6

Unaudited Statement of Shareholder's Equity	7

Notes to Unaudited Financial Statements	8

4G Enterprises, Inc.
(A Development Stage Company)
Balance Sheets
For the six months ending December 31, 2012 and,
For the Year ending June 30, 2012

	(unaudited)	(audited)
	6 Months	Year
	ending	ending
	Dec 31,	June 30,
	2012	2012
Assets
Current Assets
Cash	27,475	38,202

Total Current Assets	27,475	38,202

Other Assets
Intangible Property	80,000	80,000
Less Accumulated Amortization	(7,870)	(3,836)
Total Other Assets	72,130	76,164

Total Assets	99,605	114,366

Liabilities and Stockholders' Equity

Total Liabilities	-	-

Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 60,000,000 shares unissued, 0 and 0 issued and outstanding at 12/31/12 and 06/30/12, respectively
	-	-

Common Stock, $0.0001 par value, 800,000,000 shares authorized, 520,701,667 and 516,035,000 issued and outstanding at 12/31/12 and 06/30/12, respectively	16,071	15,604

Additional Paid-In Capital	177,533	108,000

Deficit accumulated during the development stage	(93,999)	(9,238)

Total Stockholders' Equity	99,605	114,366

Total Liabilities and Stockholders' Equity	99,605	114,366

The accompanying notes are an integral part of the financial statements

4G Enterprises, Inc.
(A Development Stage Company)
Statements of Operations
For the Six Months ending December 31, 2012 and,
For the Year ending June 30, 2012 and,
For the Period of Inception to December 31, 2012

	(unaudited) 6 Months ending Dec 31,	(audited) Year ending June 30,	(unaudited) Inception to Dec 31,
	2012	2012	2012

Revenue	-	-	-

Total Revenue	-	-	-

Operating Expense
Research & Development		1,178	1,178
General and Administrative	84,761	8,060	92,821
Total Operating Expense	84,761	9,238	93,999

Operating Income (Loss)	(84,761)	(9,238)	(93,999)

Operating Income (Loss) before tax provision (benefit)	(84,761)	(9,238)	(93,999)
Tax Provision (benefit)	-	-	-

Net Operating Loss	(84,761)	(9,238)	(93,999)

Comprehensive Income	-	-	-

Total Comprehensive Income	-	-	-

Net Loss	(84,761)	(9,238)	(93,999)

Net Loss per Common Share (Basic)*	0.000	0.000	0.000

The accompanying notes are an integral part of the financial statements

* less than 1/10 th of a cent

4G Enterprises, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months ending December 31, 2012 and,
For the Year ending June 30, 2012 and,
For the Period of Inception to December 31, 2012

	(unaudited) 6 Months	(audited)	(unaudited)
	ending	Year ending	Inception to
	Dec 31,	June 30,	Dec 31,
	2012	2012	2012

Cash Flows From Operating Activities
Net income (loss) from operations	(84,761)	(9,238)	(93,999)
Net gain (loss)	(84,761)	(9,238)	(93,999)
Adjustments to reconcile Net Income to
Net Cash provided by operations:
Amortization Expense	4,034	3,836	7,870
Stock Based Compensation	-	3,604	3,604
Net cash used by operating activities	(80,727)	(1,798)	(82,525)

Cash Flows From Investing Activities
	-	-	-
Net cash provided (used) by investing activities	-	-	-

Cash Flows From Financing Activities
Net Proceeds from sale of Series A Preferred Stock	-	40,000	40,000
Net Proceeds from sale of Common Stock	70,000		70,000
Net cash provided from financing activities	70,000	40,000	110,000

Net increase (decrease) in cash	(10,727)	38,202	27,475
Cash, beginning of period	38,202	-	-
Cash, end of period	27,475	38,202	27,475

Supplemental Disclosures

Income taxes paid	-	-	-
Cash interest paid	-	-	-

The accompanying notes are an integral part of the financial statements

4G Enterprises, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period of Inception to December 31, 2012

	Series A Preferred		Common Stock		Additional	Accumulated Deficit
	Shares	Amount	Shares	Amount	Paid-In Capital	Development Stage	Total

Net Income						(9,238)	(9,238)

Issuance of 80,000,000 shares Common Stock on 1/6/12 at 0.001 per share (par = $0.0001 per share)			80,000,000	8,000	72,000	-	80,000

Sale of Series A Preferred, 40,000,000 on 5/8/12 at 0.001 per share (par = $0.0001 per share)	40,000,000	4,000	-	-	36,000	-	40,000

Conversion of Series A Preferred to Common Stock on 5/16/12 at par ($0.0001 per share)	(40,000,000)	(4,000)	400,000,000	4,000	-	-	-

Issuance of Common Stock for services rendered on 5/21/12 at $0.0001 per share	-	-	36,035,000	3,604	-	-	3,604

Balance at 06/30/12 (audited)	-	-	516,035,000	15,604	108,000	(9,238)	114,366

Net Income						(84,761)	(84,761)

Sale of Common Stock, 3,333,333 shares common @ $0.015 per share on 12/5/12; par $0.0001 per share			3,333,333	333	49,667		50,000

Sale of Common Stock, 666,667 shares common @ $0.015 per share on 12/5/12; par $0.0001 per share			666,667	67	9,933		10,000

Sale of Common Stock, 666,667 shares common @ $0.015 per share on 12/17/12; par $0.0001 per share			666,667	67	9,933		10,000

Balance at 12/31/12 (unaudited)	-	-	520,701,667	16,071	177,533	(93,999)	99,605

NOTES TO FINANCIAL STATEMENTS
4G Enterprises, Inc.
(A Development Stage Company)

Notes to Financial Statements Note 1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

4G Enterprises, Inc. is an emerging growth company under the Jumpstart Our Business Startups Act of 2012. The Company’s primary offices address is 800 Town and Country Blvd., Suite 300, Houston, Texas 77024. The company’s inception date was January 4, 2012. 4G Enterprises is developing a patent pending solar desalination technology and building and testing prototype units. The company acquired intangible assets related to a new solar desalination technology on January 6, 2012 for 80 million shares of restricted common stock valued at $0.001 per share. We are amortizing this cost on a straight line basis over ten years. We have not impaired this asset. Future costs related to renewing or extending this asset will be accounted for pursuant to ASC 350.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We have not generated any income as to date and we are a development stage company.  Our plan includes both the acquisition of additional capital through a public offering and the further development of our technology in a manner that will increase its value and provide the company with a foundation upon which to generate revenue in the future if our technology development is successful. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the Company's ability to raise capital and generate revenue and profits in the future.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared our financial statements in accordance with generally accepted accounting principles in the United States of America for financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature.

Development Stage Company. We have prepared our financial statements according to generally accepted accounting policies related to the reports of development stage entities. This includes the disclosure of certain items from inception to date.

Use of Estimates. The preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results could differ from management’s estimates.

The unaudited interim financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations and cash flows for the periods reported. Results for these periods may not be indicative of future results.

Concentrations of Credit Risk. Financial instruments, which could subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with FDIC insured financial institutions in the United States, which management assesses to be of high quality in order to limit exposure of each investment. Cash equivalents consist of highly liquid short-term instruments with original maturities of three months or less at the time of purchase.

Dividends. The Company has not adopted a policy of paying dividends. No dividends have been paid during the periods shown and none are contemplated in the near future.

Earnings per Share. Earnings per share are calculated by dividing the net income available to shareholders by the weighted average of outstanding number of common shares (basic computation). We do not include potential common shares because we still have a loss from operations.

Amortization of Intangible Assets. We amortize our intangible assets on a straight- line basis over ten years based upon our estimate of the useful life of this technology. We test and will continue to test intangible assets for impairment at least annually.

Revenue Recognition. In general, the Company will recognize revenue when (1) concrete evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Advertising Costs. Our policy is to expense advertising costs as they are incurred.

Property, Plant and Equipment. The Company does not own any real estate or other properties. All property employed by the company is used on a leased basis.

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date on fair value of the award.

Income Taxes. The Company has incurred losses since inception and therefore, has not been subject to payment of federal income taxes. As of June 30, and December 31, 2012, the company estimates a net operating loss carry forward of $5,634 and $81,157 respectively, resulting in a deferred tax asset of approximately $1,972 and $28,405 respectively. The carry forwards, if not utilized, begin to expire in 2032. Because tax laws in the United States limit the time during which an NOL and tax credit carry forwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of NOL and tax credits for federal income tax purposes. We have not recognized the tax benefit in the above financial statements since they are contingent.

Recently Issued Accounting Pronouncements. The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect of the financial position or results of operations of the Company.

Note 3. SUBSEQUENT EVENTS.

Management has reviewed and evaluated subsequent events through the date of February 13, 2013, which is the date on which the current financial statements were issued and available.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

____________________________________

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this filing. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed elsewhere in this filing.

Overview

4G Enterprises, Inc. is a development stage company incorporated on January 4, 2012 which is currently developing a solar desalination technology based upon patent pending technology it acquired in early 2012.  Our fiscal year end is June 30. We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012. We are currently building and testing the third configuration of our technology using ten 4' X 8' mirrors focused on a solar thermal tubes through which the water runs while it is heated by the solar energy reflected from the mirrors. We do not expect to generate revenue from operations until and unless our technology commercialization process has been completed. We expect this to take at least one year.

Plan of Operations

4G Enterprises acquired its patent pending technology immediately upon formation in January of 2012. It then proceeded design the current unit under construction for testing which is 40' long using 8' mirrors concentrating solar energy on solar thermal tubes through which water is pumped as it is heated by the solar thermal energy reflected from the mirrors. The current phase of product development is focused on the design of the solar thermal heating components of the desalination system.

We estimate that we could continue operations for approximately six months with the cash currently on hand.

During the next twelve months, we plan to design and test the various components of the solar desalination system and to file patents on those components, which are our original designs. This will include developing and testing temperature controls and pressure balancing systems. We expect to use existing condenser technology to condense the steam into fresh water at the end of the process. There are uncertainties and risks in the development process based on how well each component works as it is developed and how many problems need to be solved in subsequent iterations of the design. This means that we do not have a precise timeline for completion of the commercialization process.

When our technology is completed, we expect the majority of our customers to be existing water utilities or municipalities or governmental entities that need to provide water to their citizens.

We are an emerging growth company. This is defined as a company with gross revenues of less than one billion dollars during its most recent fiscal year. Status as an emerging growth company will end, a) on the last day of the first year in which the company has gross revenue of over one billion dollars; or the last day of the fiscal year of the company following the fifth anniversary of the date of the first sale of common stock under an effective registration statement; or the date on which the company has, in the previous three years issued over one billion dollars in convertible debt; or the date on which the company is deemed to be a large accelerated filer. As an emerging growth company, the law provides the company with certain exemptions from the securities laws. For example: a) only two years of audited financial information will need to be provided rather than three years; b) the company would have the ability to make pre-filing offers to investors to test the waters (we did not elect to use this exemption in regard to this offering); c) investment banks will be permitted to publish research reports about us immediately after the company becomes public; and d) certain governance and disclosure requirements are scaled back for up to five years for new emerging growth companies including: (i) an exemption on 'say-on-pay' votes by shareholders; (ii) a more limited executive compensation disclosure; (iii) an exemption from the requirement to hire an independent auditor to attest to the company's internal controls; (iv) a longer phase in period for revised financial accounting standards and (v) an exemption from the proxy rules related to compensation as set forth in Section 14A(b) of the Securities Act.

A company may elect out of the provisions related to emerging growth companies but we have not made that election. An election to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) is irrevocable.

Liquidity and Capital Resources

From inception to date our only source of cash to fund operations has been from investors through the sale of our securities to them and from additional paid in capital.

Upon formation in January 2012 we issued eighty million shares of common stock to acquire the patent pending rights to our technology at a valuation of $0.001 per share or $80,000. The Board of Directors determined this valuation in an arms length negotiation with Proven Technology & Equipment, which is not a related party to our company. Along with the second patent we are preparing to file, this is our primary non-cash asset.

In May 2012, we issued 40 million shares of Class A Preferred stock to an investor in exchange for $40,000 or $0.001 per share to fund the current prototype we are testing and for operating and administrative expenses. This investor has since converted its Class A Preferred stock to common stock at the contractual conversion ration of 10 for 1, which leaves us with no preferred stock currently issued and outstanding.

In March 2012 we initiated an employee stock incentive plan under and exemption from registration set forth in Reg. D, Section 701. Since inception, we have issued 36,035,000 shares to individuals for services under this stock incentive plan representing 7% of our total issued and outstanding common stock.

We had $38,202 cash on hand as of June 30, 2012 and $27,475 for the six months ended December 31, 2012. We will need additional funds from this offering or from other sources to pay our anticipated costs for the next twelve months.

Stock-Based Compensation.

As noted above, we have issued 36,035,000 shares to individuals under our employee stock incentive plan, which we provided under an exemption from registration set forth in Regulation D, Section 701. Each of these shareholders holds less than 5% of our issued and outstanding shares. No warrants or options have been issued.

We do not have any debt or long-term liabilities at this time. We have paid for our operating expenses as we progressed. We do not currently have any plans to use debt financing because we feel that it increases the financial risk related to the ownership of our common stock. However, this could change in the future.

Capital Resources

We expect the proceeds of our public offering to be our primary source of liquidity for the next twelve months.  We expect to need about $75,000 for operating costs in order to continue to develop our product and deliver it to the market over the next twelve months.

If we succeed in commercializing our technology, we will have two possible income streams. First, we can sell or license our technology to others for a fee, or we can build and operate desalination plants under long-term contracts for others.

We expect that we will have to acquire additional capital in the future to complete the implementation of our business plan. This may cause additional dilution to investors who purchase shares if we must sell shares at a lower price at a later date in order to obtain the capital we need to continue to execute on our business plan.

Trends in Our Business

Due to continued international water shortages in certain parts of the world, the demand for desalination plants has grown steadily over the last 20 years. The need for fresh water is driven by population growth, over-use of natural water sources and the pollutions of existing water resources. We expect this trend to continue in the future and expect the demand for desalination plant to increase.

Technology in general has sought environmentally friendly, green energy solutions whenever possible in recent years. We believe this trend will provide an opening for us within the desalination industry. As the price of fossil fuels increases, we believe that customers will be open to a green, renewable technology for the desalination of seawater into fresh water. A critical component of our future success will be our ability to deliver desalination powered by renewable energy at prices that are competitive with existing technology.

Provision for Income Taxes

Income Taxes. The Company has incurred losses since inception and therefore, has not been subject to payment of federal income taxes. As of June 30, and December 31, 2012, the company estimates a net operating loss carry forward of $5,634 and $81,157 respectively, resulting in a deferred tax asset of approximately $1,972 and $28,405 respectively. The carry forwards, if not utilized, begin to expire in 2032. Because tax laws in the United States limit the time during which an NOL and tax credit carry forwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of NOL and tax credits for federal income tax purposes. We have not recognized the tax benefit in the above financial statements since they are contingent.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 2 of Notes to Financial Statements included in this report.

Off-Balance Sheet Entities

At the end of the period ending December 31, 2012, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. Our management has reviewed our critical accounting policies and estimates with our board of directors. (See, Note 2 to our Financial Statements.)

Stock Issued and Stock-based Compensation

We have 520,701,667 shares of common stock issued and outstanding as of December 31, 2012 we had no shares of preferred stock outstanding. We have no options or warrants issued or outstanding. We have 16 shareholders of record. We are authorized to issue up to 800 million shares of common stock and up to 100 million shares of preferred stock by our articles of incorporation. We issued 36,035,000 million shares of common stock to 7 individuals pursuant to our Incentive Compensation Stock Plan, which represents as a whole 7% of our issued and outstanding common stock. None of the recipients of stock grants under the Plan hold more than 5% of our issued and outstanding shares.

Critical Accounting Policies:

Accounting for Stock-Based Awards to Employees

Share-based compensation cost for grants under our Incentive Stock Compensation Plan is measured based on the grant date fair value on the date of each grant. The Company recognizes share-based compensation cost as expense on a straight-line basis over the requisite service period.

We have not granted any stock options. In the future, we may grant stock options at exercise prices equal to the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting , we will apply hindsight to arrive at reassessed values for the shares underlying our options and issued under other transactions.

If stock options are granted in the future, we will estimate the value of stock option awards using the Black-Scholes model for valuation.

Accounting for Stock-Based Awards to Non-employees

We will measure the fair value of options to purchase our common stock granted to non-employees throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the reassessed value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield. As there has been no public market for our stock, our assumptions about stock-price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our stock-price volatility should we become a publicly held company.

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most important to aid in fully understanding our financial results are the following:

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes: Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

Effect of Recent Accounting Pronouncements

We initially account for our intellectual property assets (patents) at cost pursuant to ASC 350. We then amortize our intangible assets on a straight line basis over ten years based upon our estimate of their useful life. For example, we account for the purchase of our initial patent pending technology at the valuation of the shares that were issued for its purchase. We use this method to value intellectual property because we do not have sufficiently certain information nor metrics upon which to apply fair value method to these assets due to their unique character and early stage of development.

ASC 350-20-35-3 provides accounting guidance amending the method an entity uses to test its intangible assets for impairment. Under the updated guidance an entity is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If the determination is that it is not more likely than not, then performing the two-step impairment test is unnecessary. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual or interim goodwill impairment tests performed prior to September 15, 2011, if an entity’s financial statements for the most recent annual period have not yet been issued.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We do not expect to face quantitative risk related to changes in currency exchange rates in the next twelve months nor do we face significant risk from changes in interest rates since we do not have any debt instruments.  As a publicly traded entity, we may face risks from qualitative and quantitative equity security prices since we will not have control over the price of our common stock as it is traded in the market.  If our common equity price is volatile or if our equity is priced too low by the market, it could substantially affect how we are perceived and our ability to raise money in the future from the additional sale of securities either privately or to the public.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Small issuers are exempt from the Sarbanes Oxley requirement to conduct an independent review of internal controls.

As a small company we have some inherent weaknesses in internal controls, such as: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not engaged in any legal proceedings or lawsuits and management is not aware of any claims or pending litigation related to the business.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not purchase or sell any unregistered securities during the period covered by this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Rule 13(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2012	By:	//s// Anton Aleksandrov
Anton Aleksandrov, Principal Executive Officer and Director

February 14, 2012	By:	//s// Valarie Grant
Valarie Grant, Secretary, Principal Accounting Officer