Form 10-Q/A
period 2012-12-31
4G ENTERPRISES,INC.
filed 2013-03-11
CIK 1551335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q/A
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

The purpose of the Amendment No. 1 on Form 10-Q/A to 4G Enterprises, Inc.’s quarterly report on Form 10-Q for the quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 14, 2013 (the “Form 10-Q), is soley to furnish the Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original date of the form 10-Qand does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

           Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6:  EXHIBITS

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 11, 2013	By:	//s// Anton Aleksandrov
Anton Aleksandrov, Principal Executive Officer and Director

March 11, 2013	By:	//s// Valarie Grant
Valarie Grant, Secretary, Principal Accounting Officer